Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES X INC
filed 1996-08-13
CIK 864337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------    ---------------------

Commission File Number 1-10708

                        PUBLIC STORAGE PROPERTIES X, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                            95-4300880
- -------------------------------                        ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

       701 Western Avenue
       Glendale, California                                      91201-2349
- -------------------------------                        ------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (818) 244-8080
                                                               --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                        --  --

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

               2,157,484 shares of $.01 par value Series A shares

                                      INDEX



                                                                            Page
PART I.   FINANCIAL INFORMATION

Condensed Balance Sheets at June 30, 1996
  and December 31, 1995                                                        2

Condensed Statements of Income for the three
  and six months ended June 30, 1996 and 1995                                  3

Condensed Statement of Shareholders' Equity for the
  six months ended June 30, 1996                                               4

Condensed Statements of Cash Flows for the
  six months ended June 30, 1996 and 1995                                      5

Notes to Condensed Financial Statements                                      6-8

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             9-12

PART II.  OTHER INFORMATION                                                13-14


                                             PUBLIC STORAGE PROPERTIES X, INC.
                                                 CONDENSED BALANCE SHEETS


                                                                                        June 30,            December 31,
                                                                                          1996                  1995
                                                                                     ------------         ------------
                                                                                       (Unaudited)


                                     ASSETS
                                     ------


Cash and cash equivalents                                                            $    257,000         $    463,000
Rent and other receivables                                                                 25,000               23,000
Prepaid expenses                                                                          172,000              311,000

Real estate facilities at cost:
   Building, land improvements and equipment                                           25,967,000           25,873,000
   Land                                                                                12,110,000           12,110,000
                                                                                     ------------         ------------
                                                                                       38,077,000           37,983,000

   Less accumulated depreciation                                                      (12,062,000)         (11,541,000)
                                                                                     ------------         ------------
                                                                                       26,015,000           26,442,000
                                                                                     ------------         ------------
Total assets                                                                         $ 26,469,000         $ 27,239,000
                                                                                     ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                    $     417,000         $    504,000
Dividends payable                                                                         293,000              599,000
Advance payments from renters                                                             266,000              263,000
Note payable                                                                            5,650,000            4,900,000

Shareholders' equity:
   Series A common, $.01 par value,
     2,828,989 shares authorized,
     2,157,484 shares issued and
     outstanding (1,674,875 shares
     issued and outstanding in 1995)                                                       21,000               17,000
   Convertible Series B common, $.01 par
     value, 184,453 shares  authorized and
     none issued and outstanding (36,891
     issued and outstanding in 1995)                                                            -                    -
   Convertible Series C common,  $.01 par value,
     522,618 shares  authorized and
     none issued and outstanding (522,618
     issued and outstanding in 1995)                                                            -                5,000

   Paid-in-capital                                                                     25,717,000           27,157,000
   Cumulative income                                                                   29,126,000           27,583,000
   Cumulative distributions                                                           (35,021,000)         (33,789,000)
                                                                                     ------------         ------------

   Total shareholders' equity                                                          19,843,000           20,973,000
                                                                                     ------------         ------------

Total liabilities and shareholders' equity                                            $26,469,000          $27,239,000
                                                                                     ============         ============

                             See accompanying notes.


                        PUBLIC STORAGE PROPERTIES X, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                              ----------------------------------        ----------------------------------
                                                  1996                 1995                 1996                 1995
                                              -------------       --------------        -------------        -------------



REVENUES:

Rental income                                    $1,881,000           $1,789,000           $3,681,000           $3,507,000
Interest income                                       6,000                6,000               10,000               10,000
                                              -------------       --------------        -------------        -------------
                                                  1,887,000            1,795,000            3,691,000            3,517,000
                                              -------------       --------------        -------------        -------------



COSTS AND EXPENSES:

Cost of operations                                  546,000              531,000            1,126,000              995,000
Management fees paid to affiliates                  100,000              105,000              199,000              207,000
Depreciation                                        261,000              257,000              521,000              510,000
Administrative                                       37,000               44,000               83,000               99,000
Interest expense                                    114,000               42,000              219,000               85,000
                                              -------------       --------------        -------------        -------------
                                                  1,058,000              979,000            2,148,000            1,896,000
                                              -------------       --------------        -------------        -------------

NET INCOME                                       $  829,000           $  816,000           $1,543,000           $1,621,000
                                              =============       ==============        =============        =============

Earnings per share:

   Primary - Series A                                 $0.38                $0.43                $0.80                $0.85
                                              =============       ==============        =============        =============
   Fully diluted - Series A                           $0.38                $0.33                $0.70                $0.65
                                              =============       ==============        =============        =============

Dividends declared per share:

   Series A                                           $0.35                $0.35                $0.70                $0.70
                                              =============       ==============        =============        =============
   Series B                                           $0.22                $0.35                $0.57                $0.70
                                              =============       ==============        =============        =============


Weighted average common
  shares outstanding:

   Primary - Series A                             2,175,184            1,755,967            1,916,363            1,765,017
                                              =============       ==============        =============        =============
   Fully diluted - Series A                       2,175,184            2,463,038            2,196,117            2,472,088
                                              =============       ==============        =============        =============

                             See accompanying notes.

                        Public Storage Properties X, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                      Convertible                  Convertible
                                           Series A                    Series B                    Series C               Paid-in
                                      Shares         Amount        Shares      Amount          Shares         Amount      Capital
                                    ---------       -------        ------      -------        --------        ------    -----------

Balances at December 31, 1995       1,674,875       $17,000        36,891      $    -          522,618        $5,000    $27,157,000

Net income                                  -             -             -           -                -             -              -
Conversion of B & C shares
   to A shares                        559,509         5,000       (36,891)          -         (522,618)       (5,000)
Repurchase of shares                  (76,900)       (1,000)            -           -                -             -    (1,440,000)

Cash distributions declared:
   $.70 per share - Series A                -             -             -           -                -             -              -
   $.57 per share - Series B                -             -             -           -                -             -              -
                                    ---------       -------        ------      -------        --------        ------    -----------

Balances at June 30, 1996           2,157,484       $21,000             -      $    -                -         $        $25,717,000
                                    =========       =======        ======      =======        ========        ======    ============

                        Public Storage Properties X, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                    Cumulative                         Total
                                       Net          Cumulative     Shareholders'
                                     Income        Distributions       Equity
                                   ------------    -------------     ----------

Balances at December 31, 1995      $27,583,000    ($33,789,000)     $20,973,000

Net income                           1,543,000                -       1,543,000
Conversion of B & C shares
   to A shares
Repurchase of shares                         -                -     (1,441,000)

Cash distributions declared:
   $.70 per share - Series A                 -      (1,211,000)     (1,211,000)
   $.57 per share - Series B                 -         (21,000)        (21,000)
                                   ------------    -------------     ----------

Balances at June 30, 1996          $29,126,000    ($35,021,000)     $19,843,000
                                  -------------   -------------     -----------

                             See accompanying notes.
                                        4

                        PUBLIC STORAGE PROPERTIES X, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 ----------------------------------
                                                                                     1996                 1995
                                                                                 ------------         -------------

Cash flows from operating activities:

   Net income                                                                     $1,543,000           $1,621,000

   Adjustments  to  reconcile  net
     income  to net cash  provided
     by  operating activities:

     Depreciation                                                                    521,000              510,000
     (Increase) decrease in rent and other receivables                                (2,000)               5,000
     Increase in prepaid expenses                                                    (41,000)             (13,000)
     Amortization of prepaid management fees                                         180,000                    -
     Decrease in accounts payable                                                    (87,000)             (77,000)
     Increase (decrease) in advance payments from renters                              3,000               (2,000)
                                                                                 ------------         -------------


         Total adjustments                                                           574,000              423,000
                                                                                 ------------         -------------


         Net cash provided by operating activities                                 2,117,000            2,044,000
                                                                                 ------------         -------------


Cash flows from investing activities:

     Additions to real estate facilities                                             (94,000)             (76,000)
                                                                                 ------------         -------------
         Net cash used in investing activities                                       (94,000)             (76,000)
                                                                                 ------------         -------------

Cash flows from financing activities:

     Distributions paid to shareholders                                           (1,538,000)          (1,375,000)
     Proceeds from note payable to Bank                                              750,000              325,000
     Purchase of Company Series A common stock                                    (1,441,000)            (716,000)
                                                                                 ------------         -------------

         Net cash used in financing activities                                    (2,229,000)          (1,766,000)
                                                                                 ------------         -------------

Net (decrease) increase in cash
   and cash equivalents                                                             (206,000)             202,000

Cash and cash equivalents at
   the beginning of the period                                                       463,000              665,000
                                                                                 ------------         -------------

Cash and cash equivalents at
   the end of the period                                                          $  257,000           $  867,000
                                                                                 ============         =============

                             See accompanying notes.
                                        5

                        PUBLIC STORAGE PROPERTIES X, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $240,000. The Company expensed $180,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $60,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

5. In June 1994, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $4,000,000 for working capital purposes and to repay and terminate a prior credit facility. During 1995, the Company renegotiated its credit facility to extend the conversion date to a term loan to January 1, 1997, extend the maturity date to January 1, 2001, and increase the maximum borrowings to $7,500,000. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at June 30, 1996) or the bank's LIBOR rate plus 2.25% (7.80% at June 30, 1996). Interest is payable monthly. Principal will be payable quarterly beginning on April 1, 1997. On January 1, 2001, the remaining unpaid principal and interest is due and payable. At June 30, 1996, the outstanding balance on the credit facility was $5,650,000. In July 1996, the Company borrowed an additional $100,000 on its credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

6 The Company's Articles of Incorporation provide that the Series B shares and Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all Units (including the General Partners' 1% interest) equals
     (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. On June 30, 1996, the requirements for Conversion were met and the Convertible Series B shares and Convertible Series C shares converted into Series A shares.

7. For the second quarter of 1996, the Company declared a dividend of $.35 per share (a regular dividend of $.33 and a special one-time dividend of $.02) to Series A shares and a dividend of $.218 per share to Convertible Series B shares. The Company also declared a pro rata dividend of $.132 per share on the Series A shares issued upon conversion of Convertible Series B shares and Convertible Series C shares.

8. In June 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by shareholders of the Company who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a shareholder's election, $20.92 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $20.92, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI in the merger will be reduced on a pro rata basis by the amount of cash distributions required to be paid by the Company to its shareholders prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Company's shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $20.92 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at May 31, 1996 (based on an independent appraisal) and the estimated net asset value of its other assets at September 30, 1996. Additional distributions will be made to the Company's shareholders to cause the Company's estimated net asset value as of the date of the merger to be substantially equivalent to its estimated net asset value as of September 30, 1996. The common stock series A of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that any merger would close in September 1996. PSI is the Company's mini-warehouse operator and owns 20.95% of the Company's common stock series A.

                        PUBLIC STORAGE PROPERTIES X, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $1,543,000 and $1,621,000, respectively, representing a decrease of $78,000 or 5%. Net income for the three months ended June 30, 1996 and 1995 was $829,000 and $816,000, respectively, representing an increase of $13,000. Property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased for both periods. However, the increase in interest expense caused the decrease in net income for the six months ended June 30, 1996.

     Rental income for the six months ended June 30, 1996 and 1995 was $3,681,000 and $3,507,000, respectively, representing an increase of $174,000 or 5%. Rental income for the three months ended June 30, 1996 and 1995 was $1,881,000 and $1,789,000, respectively, representing an increase of $92,000 or 5%. The Company's mini-warehouse operations showed increases in rental income of $121,000 and $62,000 for the six and three month periods ended June 30, 1996, respectively, compared to the same periods in 1995 due primarily to an increase in rental rates at a majority of the Company's properties. The Company's San Diego, California business park showed increases in rental income of $53,000 and $30,000 for the six and three month periods ended June 30, 1996 over 1995, respectively, due primarily to increases in occupancy levels and rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 91% and 90% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park facility had an average occupancy level of 93% and 88% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the six months ended June 30, 1996 and 1995 was $1,846,000 and $1,712,000, respectively, representing an increase of $134,000 or 8%. Cost of operations for the three months ended June 30, 1996 and 1995 was $907,000 and $893,000, representing an increase of $14,000 or 2%. These increases are primarily attributable to increases in repairs and maintenance costs and property tax expense. Repairs and maintenance costs increased mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties in the eastern states. The increase in property tax expense is primarily attributable to one-time tax refunds received in the first quarter of 1995 from appealing a prior year tax assessment at the Company's New York property and San Diego business park.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $180,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $19,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     Interest expense for the three and six month periods ended June 30, 1996 increased by $72,000 and $134,000, respectively, as compared to the same periods in 1995 due primarily to a higher outstanding loan balance in 1996 over 1995.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($2,117,000 in 1996) and borrowing against the Company's credit facility were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In June 1994, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $4,000,000 for working capital purposes and to repay and terminate a prior credit facility. During 1995, the Company renegotiated its credit facility to extend the conversion date to a term loan to January 1, 1997, extend the maturity date to January 1, 2001, and increase the maximum borrowings to $7,500,000. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at June 30, 1996) or the bank's LIBOR rate plus 2.25% (7.80% at June 30,
1996). Interest is payable monthly. Principal will be payable quarterly beginning on April 1, 1997. On January 1, 2001, the remaining unpaid principal and interest is due and payable. At June 30, 1996, the outstanding balance on the credit facility was $5,650,000. In July 1996, the Company borrowed an additional $100,000 on its credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 800,000 shares of Series A common stock. As of June 30, 1996, the Company had repurchased 523,237 shares of Series A common stock, of which 76,900 shares were purchased in 1996.

     The Company's Articles of Incorporation provide that the Series B shares and Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all Units (including the General Partners' 1% interest) equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization.

     On June 30, 1996, the Company's Convertible Series B shares and Convertible Series C shares converted into Series A shares in accordance with the Company's Articles of Incorporation. For the second quarter of 1996, the Company declared a dividend of $.35 per share (a regular dividend of $.33 and a special one-time dividend of $.02) to Series A shares and a dividend of $.218 per share to Convertible Series B shares. The Company also declared a pro rata dividend of $.132 per share on the Series A shares issued upon conversion of Convertible Series B shares and Convertible Series C shares. Prior to the conversion, the Series C shares did not receive dividends. As a result of the additional Series A shares outstanding due to the conversion, the Company has decreased its regular dividend to $.33 per share per quarter. The Company believes that this level of dividends can be supported by cash flow from operations and enable the Company to repay the advances under the terms of the credit facility discussed above.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $1,199,000.

Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $2,064,000 and $2,131,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,090,000 and $1,073,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

Proposed Merger.
- ----------------

     See footnote 8 to financial statements for a discussion of a proposed merger.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are inapplicable.

ITEM 5.  Other Information

         In June 1996, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by shareholders of the Company who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a shareholder's election, $20.92 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $20.92, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI in the merger will be reduced on a pro rata basis by the amount of cash distributions required to be paid by the Company to its shareholders prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Company's shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $20.92 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at May 31, 1996 (based on an independent appraisal) and the estimated net asset value of its other assets at September 30, 1996. Additional distributions will be made to the Company's shareholders to cause the Company's estimated net asset value as of the date of the merger to be substantially equivalent to its estimated net asset value as of September 30, 1996. The common stock series A of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that any merger would close in September 1996. PSI is the Company's mini-warehouse operator and owns 20.95% of the Company's common stock series A.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           A)  EXHIBITS:  The following exhibits are included herein:

               (2) Agreement and Plan of Reorganization between the Company and PSI. Filed with PSI's Registration Statement No.333-08671 and incorporated herein by reference.

               (27) Financial Data Schedule

           B)  REPORTS ON FORM 8-K

               A Form 8-K dated June 20, 1996 was filed on June 25, 1996, which reported under Item 5 that the Company and PSI had agreed, subject to certain conditions, to merge.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DATED: August 13, 1996

                                        PUBLIC STORAGE PROPERTIES X, INC.


                                        BY:      /s/ Ronald L. Havner, Jr.
                                                 --------------------------
                                                 Ronald L. Havner, Jr.
                                                 Senior Vice President and
                                                   Chief Financial Officer